Form 10-K
period 2009-12-31
Banc of America Funding 2009-R3 Trust
filed 2010-03-29
CIK 1458555

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2009

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-148403-04

      Banc of America Funding 2009-R3 Trust
      (exact name of issuing entity as specified in its charter)

      Banc of America Mortgage 2006-B Trust
      (exact name of significant obligor as specified in its charter)

      Banc of America Funding Corporation
      (exact name of the depositor as specified in its charter)

      Banc of America Mortgage Securities, Inc.
      (exact name of depositor with respect to the significant obligor)

      Banc of America Securities LLC
      (exact name of the sponsor as specified in its charter)

      Bank of America, National Association
      (exact name of the sponsor with respect to the significant obligor as specified in its charter)



  New York                                38-3798521
  (State or other jurisdiction of         38-6878298
  incorporation or organization)          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

    Not applicable.



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___



  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               Not applicable. None of the Registrant or any significant obligor is an accelerated filer, large accelerated filer or well-known seasoned issuer.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Banc of America Mortgage 2006-B Trust constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. The information required by General Instruction J. of Form 10-K for the significant obligor is provided in this Form 10-K for the Issuing Entity and the related compliance documents are attached hereto under Part IV, Item 15.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction (or the certificates issued by the significant obligor that comprise the pool assets) as described under Item 1114(a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction (or the certificates issued by the significant obligor that comprise the pool assets) as described under Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the significant obligor, the issuing entity, and all parties related to such issuing entity, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

There are no changes to the information provided in the prospectus filed pursuant to Rule 424 of the Securities Act of 1933, as amended, under the same Central Index Key (CIK) as this annual report on Form 10-K.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Bank of America, National Association ("Bank of America"), as servicer with respect to the Banc of America Mortgage 2006-B Trust, assessed its compliance with the applicable servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the period January 1, 2009 to November 13, 2009 (the "Platform Conversion Date") and from the period November 14, 2009 to December 31, 2009 and has identified the following material instances of noncompliance:

With respect to the period January 1, 2009 to November 13, 2009:

1. For criterion 1122(d)(4)(vi), Bank of America notes that due to the high volume of modifications resulting from the economic climate of the last two years in some instances loan modifications were not made, reviewed, and/or approved in accordance with provisions of the transaction agreements.

2. For criterion 1122(d)(4)(vii), Bank of America notes that due in large part to the various regulatory moratoria on foreclosure activities during the last two years, certain loss mitigation or recovery actions were not initiated, conducted or concluded in accordance with the required timeframes established under the transaction agreements.

With respect to the period November 14, 2009 to December 31, 2009:

For criterion 1122(d)(4)(vii), Bank of America notes that due in large part to the various regulatory moratoria on foreclosure activities during the last two years, certain loss mitigation or recovery actions were not initiated, conducted or concluded in accordance with the required timeframes established under the transaction agreements.

Bank of America has outlined the following platform level remediation plans:

For Item 1122(d)(4)(vi), Bank of America notes that due to the high volume of modifications resulting from the economic climate of the last two years, in some instances loan modification actions were not made, reviewed, and/or approved in accordance with the provisions of the transaction agreements. Bank of America is implementing enhanced audit procedures, additional reporting to management and increased personnel to ensure that modification actions are made, reviewed, and/or approved timely.

For Item 1122 (d)(4)(vii), Bank of America notes that due in large part to the various regulatory moratoria on foreclosure activities during the last two years, certain foreclosure actions were not initiated, conducted or concluded in accordance with the required timeframes established under the transaction agreements. Bank of America is implementing a more objective review criterion, including additional management reporting and audit procedures for delinquent loans to ensure foreclosures are initiated, conducted and concluded within objectively defined guidelines.



Item 1123 of Regulation AB, Servicer Compliance Statements.

The servicer compliance statements disclose the following failure of one of the servicers to fulfill its obligations under the applicable agreement in all material respects:

Bank of America, National Association ("Bank of America") noted that certain modification actions were not made, reviewed and/or approved in accordance with the provisions of the pooling and servicing agreement, dated October 30, 2006, among Banc of America Mortgage Securities, Inc., Bank of America and Wells Fargo Bank, N.A. Bank of America is implementing enhanced audit procedures, additional reporting to management and increased personnel to ensure that modification actions are made, reviewed and/or approved timely.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Trust Agreement, dated March 30, 2009, by and between Banc of America Funding Corporation and Wells Fargo Bank, N.A. (including exhibits), incorporated by reference from Exhibit 4.1 of the issuing entity's current report on Form 8-K filed March 30, 2009.

  (4.2) Mortgage Certificate Purchase Agreement, dated March 30, 2009, by and between Banc of America Funding Corporation and Banc of America Securities LLC, incorporated by reference from Exhibit 4.2 of the issuing entity's current report on Form 8-K filed on March 30, 2009.

  (4.3) Pooling and Servicing Agreement, dated October 30, 2006, by and among Banc of America Mortgage Securities, Inc., Bank of America, National Association and Wells Fargo Bank, N.A., with respect to the Banc of America Mortgage Trust 2006-B significant obligor (incorporated by reference from Exhibit 4.1 of the Banc of America Mortgage 2006-B
  Trust significant obligor's current report on Form 8-K filed on November 14, 2006).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Bank of America, National Association as Servicer for Banc of America Mortgage
    2006-B Trust
    33.2 Wells Fargo Bank, N.A. as Trustee
    33.3 Wells Fargo Bank, N.A. as Custodian for Banc of America Mortgage 2006-B Trust
    33.4 Wells Fargo Bank, N.A. as Trustee for Banc of America Mortgage 2006-B Trust



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, National Association as Servicer for Banc of America Mortgage
    2006-B Trust
    34.2 Wells Fargo Bank, N.A. as Trustee
    34.3 Wells Fargo Bank, N.A. as Custodian for Banc of America Mortgage 2006-B Trust
    34.4 Wells Fargo Bank, N.A. as Trustee for Banc of America Mortgage 2006-B Trust



   (35) Servicer compliance statements.



    35.1 Bank of America, National Association as Servicer for Banc of America Mortgage
    2006-B Trust
    35.2 Wells Fargo Bank, N.A. as Trustee
    35.3 Wells Fargo Bank, N.A. as Trustee for Banc of America Mortgage 2006-B Trust



   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Banc of America Funding Corporation
   (Depositor)


   /s/ Scott Evans
   Scott Evans, Senior Vice President
   (senior officer in charge of securitization of the depositor)


    Date:   March 26, 2010



  Exhibit Index

  Exhibit No.


   (4.1) Trust Agreement, dated March 30, 2009, by and between Banc of America Funding Corporation and Wells Fargo Bank, N.A. (including exhibits), incorporated by reference from Exhibit 4.1 of the issuing entity's current report on Form 8-K filed March 30, 2009.

   (4.2) Mortgage Certificate Purchase Agreement, dated March 30, 2009, by and between Banc of America Funding Corporation and Banc of America Securities LLC, incorporated by reference from Exhibit 4.2 of the issuing entity's current report on Form 8-K filed on March 30, 2009.

   (4.3) Pooling and Servicing Agreement, dated October 30, 2006, by and among Banc of America Mortgage Securities, Inc., Bank of America, National Association and Wells Fargo Bank, N.A., with respect to the Banc of America Mortgage 2006-B Trust significant obligor (incorporated by reference from Exhibit 4.1 of the Banc of America Mortgage 2006-B
   Trust significant obligor's current report on Form 8-K filed on November 14, 2006).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Bank of America, National Association as Servicer for Banc of America Mortgage
    2006-B Trust
    33.2 Wells Fargo Bank, N.A. as Trustee
    33.3 Wells Fargo Bank, N.A. as Custodian for Banc of America Mortgage 2006-B Trust
    33.4 Wells Fargo Bank, N.A. as Trustee for Banc of America Mortgage 2006-B Trust


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, National Association as Servicer for Banc of America Mortgage
    2006-B Trust
    34.2 Wells Fargo Bank, N.A. as Trustee
    34.3 Wells Fargo Bank, N.A. as Custodian for Banc of America Mortgage 2006-B Trust
    34.4 Wells Fargo Bank, N.A. as Trustee for Banc of America Mortgage 2006-B Trust


   (35) Servicer compliance statements.



    35.1 Bank of America, National Association as Servicer for Banc of America Mortgage
    2006-B Trust
    35.2 Wells Fargo Bank, N.A. as Trustee
    35.3 Wells Fargo Bank, N.A. as Trustee for Banc of America Mortgage 2006-B Trust
